Form 10-K
period 2006-12-31
Claymore MACROshares Oil Down Tradeable Trust; MACRO Securities Depositor, LLC
filed 2007-04-02
CIK 1382993, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-135120-02

Claymore MACROshares Oil Down Tradeable Trust
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-135120

MACRO SECURITIES DEPOSITOR, LLC
(Exact name of depositor as specified in its charter)

New York		76-6222942
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
c/o Investors Bank & Trust Company 200 Clarendon Street Boston, MA 02116

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
Claymore MACROshares Oil Down Tradeable Shares	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
(Title of each class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant's trust shares held by non-affiliates of the registrant, based upon the closing price of a share of the Claymore MACROshares Oil Down Tradeable Shares issued by the Claymore MACROshares Oil Down Tradeable Trust on December 31, 2006 as reported by the American Stock Exchange on that date: $31,306,000

Number of Claymore MACROshares Oil Down Tradeable shares outstanding as of December 31, 2006: 550,000

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of Claymore MACROshares Oil Down Holding Shares and Claymore MACROshares Oil Down Tradeable Shares filed on March 20, 2007 as part of the Registration Statement, file no. 333-135120; and

1992 ISDA Master Agreement, dated November 24, 2006, Schedule to 1992 ISDA Master Agreement, dated November 24, 2006, Income Distribution Agreement, dated November 24, 2006 and Form of Settlement Contract, constituting Exhibits 4.4.1, 4.4.2, 4.5 and 4.6, respectively, to such Registration Statement.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section which appears in Item 1A.

Exhibits
Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

PART I

Item 1. Business

(a)	General

On November 15, 2006, the Claymore MACROshares Oil Down Tradeable Trust, or the "Down-MACRO tradeable trust," was established under the laws of the State of New York. On November 24, 2006, the trust agreement for the Down-MACRO tradeable trust was amended and restated to provide for the issuance of Claymore MACROshares Oil Down Tradeable Shares, or the "Down-MACRO tradeable shares," which represent undivided beneficial interests in the Down-MACRO tradeable trust. MACRO Securities Depositor, LLC, or "MSD", acts as "depositor" for the Down-MACRO tradeable trust, as well as for the Claymore MACROshares Oil Down Holding Trust, the Claymore MACROshares Oil Up Holding Trust and the Claymore MACROshares Oil Up Tradeable Trust.

Claymore Securities, Inc., a Kansas corporation, is acting as the administrative agent (the "administrative agent") and a marketing agent for the Down-MACRO tradeable trust. Investors Bank & Trust Company, a Massachusetts trust company, is acting as trustee for the Down-MACRO tradeable trust (the "trustee"). MACRO Financial, LLC is acting as an additional marketing agent for the Down-MACRO tradeable trust.

The Down-MACRO tradeable trust began publicly offering its Down-MACRO tradeable shares on November 29, 2006, on the American Stock Exchange under the symbol "DCR." The Down-MACRO tradeable trust issues and offers Down-MACRO tradeable shares on a continuous basis at their underlying value. Each new issuance is made at the request of authorized participants in exchange for a deposit of 50,000 Claymore MACROshares Oil Down Holding Shares, or the "Down-MACRO holding shares," on a one-to-one basis. The Down-MACRO holding shares are the only asset held by the Down-MACRO tradeable trust. The Down-MACRO holding shares are issued by the Claymore MACROshares Oil Down Holding Trust, or the "Down-MACRO holding trust," in the form of MACRO units consisting of pairs of 50,000 Down-MACRO holding shares and 50,000 Claymore MACROshares Oil Up Holding Shares, or the "Up-MACRO holding shares," which are contemporaneously issued by the Claymore MACROshares Oil Up Holding Trust, or the "Up-MACRO holding trust."

The objective of the Down-MACRO tradeable trust is to provide investors with investment returns that correspond inversely with changes in the price of the Applicable Reference Price of Crude Oil, as defined in the prospectus included in the registration statement for the Up-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) which is incorporated hereby by reference (the "prospectus"), within the range from (i) zero to (ii) twice the starting level of $60.

(b)	Overview of the World Oil Market

A detailed description of the world oil market is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 66 of the prospectus (beginning with the section entitled "Description of the World Oil Market") through page 79 of the prospectus are hereby incorporated by reference in response to this Item 1(b).

(c)	Description of the Applicable Reference Price of Crude Oil

A detailed description of the Applicable Reference Price of Crude Oil is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 74 of the prospectus through page 80 of the prospectus are hereby incorporated by reference in response to this Item 1(c).

(d)	The Depositor and Its Affiliates

A detailed description of the Depositor and its affiliates is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 45 of the prospectus (beginning with the section entitled "The Depositor") through page 46 of the prospectus are hereby incorporated by reference in response to this Item 1(d).

(e)	The Trustee

A detailed description of the trustee is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 86 of the prospectus (beginning with the section entitled "The Trustee") through page 87 of the prospectus are hereby incorporated by reference in response to this Item 1(e).

(f)	The Administrative Agent

A detailed description of the administrative agent is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 87 of the prospectus (beginning with the section entitled "The Administrative Agent") is hereby incorporated by reference in response to this Item 1(f).

(g)	The Marketing Agents

A detailed description of the marketing agents is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 87 of the prospectus (beginning with the section entitled "The Marketing Agents") is hereby incorporated by reference in response to this Item 1(g).

(h)	Description of the Shares

A detailed description of the Down-MACRO tradeable shares is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 49 of the prospectus (beginning with the section entitled "Description of the Down MACRO Holding and Tradeable Shares") through page 66 of the prospectus and page 79 of the prospectus (beginning with the section entitled "Description of the Down MACRO Tradeable Trust Assets") through page 86 of the prospectus are hereby incorporated by reference in response to this Item 1(h).

(i)	Description of the Trusts Agreements

A detailed description of the trusts agreements is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 46 of the prospectus (beginning with the section entitled "Formation of the Paired Holding Trusts and the Down-MACRO Tradeable Trust") through page 49 of the prospectus and page 86 of the prospectus (beginning with the section entitled "Description of the Trusts Agreements") through page 96 of the prospectus are hereby incorporated by reference in response to this Item 1(i).

(j)	Material United States Federal Tax Consequences

A detailed description of material United States federal tax consequences is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 96 of the prospectus (beginning with the section entitled "Material United States Federal Tax Consequences") through page 103 of the prospectus are hereby incorporated by reference in response to this Item 1(j).

(k)	State Tax Consequences

A detailed description of state tax consequences is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 103 of the prospectus (beginning with the section entitled "State Tax Consequences") is hereby incorporated by reference in response to this Item 1(k).

(l)	Certain ERISA Considerations

A detailed description of certain ERISA consideration is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) of which page 103 of the prospectus (beginning with the section entitled "Certain ERISA Considerations") through page 104 of the prospectus are hereby incorporated by reference in response to this Item 1(l).

Item 1A. Risk Factors

A detailed description of the risk factors applicable to the Down-MACRO tradeable trust is contained in the prospectus included in the registration statement for the Down-MACRO tradeable shares (file no. 333-135120, filed with the SEC on March 20, 2007) and page 29 through 44 of the prospectus (excluding the section entitled "The Glossary") is hereby incorporated by reference in response to this Item 1A.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Down-MACRO tradeable shares are listed on the American Stock Exchange under the symbol "DCR."

The following table sets forth, for the period indicated, the high and low market price per share for the Down-MACRO tradeable shares as traded on the American Stock Exchange.

Fiscal Year Ended December 31, 2006	High	Low
Fourth Quarter (beginning November 29, 2006)	$58.67	$56.20
Dividend

On December 27, 2006, the trustee declared a dividend of $0.148837 per Down-MACRO tradeable share.

Issuer Purchase of Equity Securities

The Down-MACRO tradeable trust does not purchase shares directly from its shareholders. However, in connection with an exchange for Down-MACRO holding shares or as part of Paired Optional Redemptions of MACRO units consisting of 50,000 Down-MACRO holding shares and 50,000 Up-MACRO holding shares redeemed, respectively, by the Down-MACRO holding trust and the Up-MACRO holding trust, the Down-MACRO tradeable trust may redeem Down-MACRO tradeable shares in units of 50,000 shares. Since November 29, 2006 (the day on which Down-MACRO tradeable shares were first sold to the public) to December 31, 2006, no units were redeemed.

Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 (the "Founders’ Equity") into the Down-MACRO tradeable trust. During the period ended December 31, 2006, the Founders’ Equity of the Down-MACRO tradeable trust in the amount of $1,000 was redeemed.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Down-MACRO tradeable trust's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data:

November 29, 2006 (commencement of operations) through December 31, 2006
Investment Income
Interest	$104,575
Total investment income	104,575

Expenses
Net expenses	33,576
Net investment income	70,999

Unrealized Gain (Loss)
Net increase in unrealized loss on settlement contracts and income distribution agreement	(346,147)
Net unrealized loss	(346,147)

Net loss	$(275,148)

Net loss per share:	$(0.71)
Weighted average shares outstanding:	386,364

Statement of Financial Condition Data:

December 31, 2006
Total assets	$33,135,519

Total liabilities	1,912,486
Equity attributable to Down-MACRO tradeable shares	31,223,033
Total Liabilities & Shareholders' Equity	$33,135,519

(1) Authorized share capital is unlimited and share par value is $60.00. 550,000 shares were issued and outstanding as of December 31, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Down-MACRO holding trust consist of an income distribution agreement and settlement contracts entered into with the Up-MACRO holding trust. The Down-MACRO holding trust also holds U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure its obligations under the income distribution agreement and the settlement contracts. The Down-MACRO holding trust makes quarterly distributions of its net income and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of NYMEX light sweet crude oil futures contracts of a designated maturity, as established and reported by NYMEX on each price determination day. The starting level for the Applicable Reference Price of Crude Oil for purposes of distributions on the Down-MACRO tradeable shares is $60.00. The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level.

The assets of the Down-MACRO tradeable trust consist of Down-MACRO holding shares. The Down-MACRO tradeable trust passes through any quarterly distributions made on the Down-MACRO holding shares it holds on deposit and any final distribution made on those Down-MACRO holding shares on the earlier of the final scheduled termination date and an early termination date upon receipt by the Down-MACRO tradeable trust of any of these distributions. Down-MACRO tradeable shares may be exchanged at any time by authorized participants for the underlying Down-MACRO holding shares on a one-to-one basis in minimum lots of 50,000 shares.

The Down-MACRO tradeable shares trade on the American Stock Exchange under the symbol "DCR."

Daily Reporting

The American Stock Exchange or the "AMEX" acts as a calculation agent for the Down-MACRO holding trust, the Down-MACRO tradeable trust, the Up-MACRO holding trust and the Up-MACRO tradeable trust. Throughout each price determination day (as defined in the prospectus), from the opening of trading on NYMEX to the close of trading of the tradeable shares on the AMEX, the AMEX calculates and posts every fifteen seconds to the consolidated tape and on its website located at http://www.amex.com/amextrader, immediately following each transmission from NYMEX of the current market price of the light sweet crude oil futures contract of the designated maturity, an indicative per share underlying value of one Down-MACRO holding share and one Down-MACRO tradeable share. At the end of each price determination day, the AMEX also calculates the premium or discount of the mid-point of the bid/offer for the Down-MACRO tradeable shares on the AMEX to the per share underlying value of those shares for such price determination day that is calculated and provided to the AMEX by the trustee.

The following table sets forth, for the period indicated, the high and low per share underlying values (as defined in the prospectus) for the Down-MACRO tradeable shares.

Fiscal Year Ended December 31, 2006	High	Low
Fourth Quarter (beginning November 30, 2006)	$59.67	$56.02

Per-Share Underlying Value of MACRO Tradeable Shares Relative to the Applicable Reference Price of Crude Oil and Market Price

For the period from November 29, 2006 to December 29, 2006, the per-share underlying value of the Down-MACRO tradeable shares tracked the inverse of the Applicable Reference Price of Crude Oil by an average daily price differential of $0.07 (0.128% of DCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.15 and increased throughout the period leading up to the ex-dividend date of December 27, 2006, at which time the differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1a illustrates the differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil for the period from November 29, 2006 to December 29, 2006.

Exhibit 1a

The differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Down-MACRO Holding Trust, after accruing for the fees and expenses incurred by the Down-MACRO holding trust. Exhibit 1b compares the per-share underlying value of the Down-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from November 29, 2006 to December 29, 2006.

Exhibit 1b

For the period from November 29, 2006 to December 29, 2006, the per-share underlying value of the Up-MACRO tradeable shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.08 (0.128% of UCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.17 and increased throughout the period leading up to the ex-dividend date of December 27, 2006, at which time the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil for the period from November 29, 2006 to December 29, 2006.

Exhibit 1c

The differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Up-MACRO Holding Trust, after accruing for the fees and expenses incurred by the Up-MACRO holding trust. Exhibit 1d compares the per-share underlying value of the Up-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from November 29, 2006 to December 29, 2006.

Exhibit 1d

Market prices for the Up-MACRO tradeable shares and Down-Market tradeable shares are determined in trading on the AMEX and diverged from the respective per-share underlying values of the Up-MACRO tradeable shares and Down-Market tradeable shares for the period from November 29, 2006 to December 29, 2006. This divergence appears to reflect changes in investors’ long-term price expectations for the price of crude oil as implied by the NYMEX light sweet crude oil futures curve. The futures curve plots the short- to longer-dated NYMEX light sweet crude oil futures contracts trading in the marketplace.

For the period from November 29, 2006 to December 29, 2006, the daily market price change of Down-MACRO tradeable shares exhibited a 0.84 correlation to the change in the per-share underlying value of the Down-MACRO tradeable shares. The average daily market price of the Down-MACRO tradeable shares was $57.29 from November 29, 2006 to December 29, 2006, compared to an average per-share underlying value of $57.86 for the Down-MACRO tradeable shares over the same period. Exhibit 2a illustrates the market price performance of the Down-MACRO tradeable shares compared to the per-share underlying value of the Down-MACRO tradeable shares and the one-year NYMEX light sweet crude oil futures contract.

Exhibit 2a

For the period from November 29, 2006 to December 29, 2006, the daily market price change of Up-MACRO tradeable shares exhibited a 0.83 correlation to the change in the per-share underlying value of the Up-MACRO tradeable shares. Correlation is a measure of the strength and direction of a linear relationship between two variables and ranges from -1 (perfect negative correlation) to 1 (perfect positive correlation), with a correlation of zero indicating the absence of a linear relationship between the two variables. The average daily market price of the Up-MACRO tradeable shares was $63.04 from November 29, 2006 to December 29, 2006, compared to an average per-share underlying value of $62.29 for the Up-MACRO tradeable shares over the same period. Exhibit 2b illustrates the market price performance of the Up-MACRO tradeable shares compared to (1) the per-share underlying value of the Up-MACRO tradeable shares; (2) the Applicable Reference Price of Crude Oil; and (3) the one-year NYMEX light sweet crude oil futures contract.

Exhibit 2b

Review of Financial Results

Results of Operations

On November 29, 2006, the Down-MACRO tradeable trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for 200,000 Down-MACRO holding shares. Such shares were issued at their initial underlying value of $57.55 per share. Since this date, the Down-MACRO tradeable trust’s underlying value grew from approximately $11,500,000 at November 29, 2006 to approximately $32,400,000 at December 31, 2006. The increase in underlying value resulted primarily from an increase in outstanding shares, which rose from 200,000 at November 29, 2006 to 550,000 at December 31, 2006 due to 350,000 shares (7 units, each unit consisting of 50,000 shares) being created and no units being redeemed during the period.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way.

Cash Flows From Operations

Cash flows from operating activities:	November 29,2006 (commencement of operations) through December 31, 2006

Net loss	$(275,148)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in operating assets and liabilities:
Interest receivable	(16,719)
Settlement contracts and income distribution agreement	1,797,050
Operating expenses payable	33,576
Net cash provided by operating activities	1,538,759

Cash flows from financing activities:

Contributions	31,580,041
Redemptions	(2,000)

Net cash provided by financing activities	31,578,041

Net increase in cash and cash equivalents	33,116,800

Cash and cash equivalents, beginning of period	2,000
Cash and cash equivalents, end of period	$33,118,800

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts was determined to be their contractual value. However, toward the end of the reporting period, the Administrative Agent determined that contractual value for these derivative contracts no longer was representative of fair value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Down-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the three-month NYMEX futures contract.

As a result, the per share value on December 31, 2006, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $56.77. The per share Underlying Value for the same day was $58.98. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Down-MACRO tradeable trust is not a party to any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Down-MACRO tradeable trust sole assets are the Down-MACRO holding shares. As such, the Risk Factors included in Item 1A of this Form 10-K, describe the risks involved in investing in the Down-MACRO holding shares.

Item 8. Financial Statement and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period ended December 31, 2006.

Item 9A Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Down-MACRO tradeable trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of both MacroMarkets LLC and Claymore Securities, Inc., which have been authorized by resolutions adopted by their respective Boards to oversee the financial reporting of the Down-MACRO tradeable trust, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Down-MACRO tradeable trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of December 31, 2006, the Down-MACRO tradeable trust's disclosure controls and procedures were effective.

There was no change in the Down-MACRO tradeable trust's internal controls over financial reporting that occurred during the Down-MACRO tradeable trust's most recently completed fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management's Report on Internal Control over Financial Reporting

The Depositor's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Down-MACRO tradeable trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Down-MACRO tradeable trust's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Down-MACRO tradeable trust's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Down-MACRO tradeable trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Depositor assessed the effectiveness of the Down-MACRO tradeable trust's internal control over financial reporting as of December 31, 2006. In making this assessment, they relied upon guidance set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Down-MACRO tradeable trust's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Depositor believe that the Down-MACRO tradeable trust maintained effective internal control over financial reporting as of December 31, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

For the period from November 29, 2006 (the Date of Inception) through December 31, 2006, the Trustee, the Administrative Agent, the Depositor, and each Marketing Agent will receive total remuneration (including for services performed for the Down-MACRO holding trust) as follows:

Related Party	Amount of Remuneration Due	Amount of Remuneration Paid*
MACRO Securities Depositor, LLC, Depositor	$0	$0**
Investors Bank and Trust, as Trustee	$17,948	$17,948
Claymore Securities, Inc., as Administrative Agent and Marketing Agent	$7,345	$0**
MACRO Financial, LLC, as Marketing Agent	$2,098	$0**

*	Expenses of the Down-MACRO tradeable trust are assumed by the Down-MACRO holding trust.
**
The Administrative Agent and each Marketing Agent have waived their respective fees for the period ended December 31, 2006. The Depositor has received no compensation and has assumed all expenses exceeding the annual rate fee cap of 1.60% of the Down-MACRO Asset Amount as defined in the prospectus.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)
Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 2006, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Down-MACRO tradeable trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class
KVX Execution Services LLC	539,159 shares	98.02

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Down-Macro tradeable shares.

(c)	Change In Control. Neither the Depositor nor the trustee knows of any arrangements which may subsequently result in a change in control of the Down-MACRO tradeable trust.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Down-MACRO tradeable trust has no directors or executive officers.

Item 14. Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (including for services performed for the Down-MACRO holding trust) for the period from the Date of Inception through December 31, 2006 were:

Period ended December 31, 2006
Audit Fees*	$60,000*
Audit-related Fees	-0-
Tax Fees	100,000
All other fees	-0-
Total	$160,000

*In connection with the launch of the Down-MACRO holding trust and the Down-MACRO tradeable trust, PricewaterhouseCoopers LLP received fees of $86,500.

Accountant fees of the Down-MACRO tradeable trust were assumed by the Down-MACRO holding trust.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Down-MACRO tradeable trust has no board of directors, and as a result, has no audit committee or pre-approval policy or procedure. Such determinations are made by the Depositor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(i)	Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(ii)	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(iii)	Exhibits

Exhibit Number	Description
—	Claymore MACROshares Oil Down Holding Shares and Claymore MACROshares Oil Down Tradeable shares prospectus*
4.4.1	1992 ISDA Master Agreement, dated November 24, 2006*
4.4.2	Schedule to 1992 ISDA Master Agreement, dated November 24, 2006*
4.5	Income Distribution Agreement, dated November 24, 2006*
4.6	Form of Settlement Contract*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

* Denotes a document that was a part of the Registration Statement of the Claymore MACROshares Oil Down Tradeable Trust File No. 333-135120 that was filed on Form S-1 on March 20, 2007.

Claymore MACROshares Oil Down Tradeable Trust
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee, Administrative Agent, and Shareholders of Claymore MACROshares Oil Down Tradeable Trust:

In our opinion, the accompanying consolidated statement of financial condition, and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Claymore MACROshares Oil Down Tradeable Trust and its subsidiary (collectively, the "Trust") at December 31, 2006, and the results of their operations, the changes in their shareholders' equity, and their cash flows for the period November 29, 2006 (commencement of operations) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 28, 2007

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Financial Condition
December 31, 2006

Assets
Cash and cash equivalents	$33,118,800
Interest receivable	16,719
Total Assets	$33,135,519

Liabilities and Shareholders’ Equity
Settlement contracts and Income distribution agreement with the Up-MACRO Holding Trust	$1,797,050
Distribution payable	81,860
Operating expenses payable	33,576
Total Liabilities	1,912,486

Shareholders’ Equity
Equity attributable to Down-MACRO Tradeable Shares, $60 par value, unlimited amount authorized, 550,000 issued and outstanding on December 31, 2006	31,223,033
Total Shareholders’ Equity	31,223,033

Total Liabilities and Shareholders’ Equity	$33,135,519

See notes to the financial statements

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Operations
For the period November 29, 2006 (Commencement of Operations)
through December 31, 2006

Investment Income
Interest	$104,575
Total investment income	104,575

Expenses
Net expenses	33,576
Net investment income	70,999

Unrealized Gain (Loss)
Net increase in unrealized loss on settlement contracts and income distribution agreement	(346,147)
Net unrealized loss	(346,147)

Net loss	$(275,148)

Net loss per share:	$(0.71)
Weighted average shares outstanding:	386,364

See notes to the financial statements

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Changes in Shareholders’ Equity
For the period November 29, 2006 (Commencement of Operations)
through December 31, 2006

	Down-MACRO Tradeable Shares	Founders’ Equity	Total
Shareholders’ Equity, beginning of period	$-0-	$2,000	$2,000

Contributions	31,580,041	-0-	31,580,041
Distributions	(81,860)	-0-	(81,860)
Redemptions	-0-	(2,000)	(2,000)
Net loss	(275,148)	-0-	(275,148)

Shareholders’ Equity, end of period	$31,223,033	$-0-	$31,223,033

See notes to the financial statements

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Cash Flows
For the period November 29, 2006 (Commencement of Operations)
through December 31, 2006

Cash flows from operating activities:

Net loss	$(275,148)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in operating assets and liabilities:
Interest receivable	(16,719)
Settlement contracts and income distribution agreement	1,797,050
Operating expenses payable	33,576
Net cash provided by operating activities	1,538,759

Cash flows from financing activities:

Contributions	31,580,041
Redemptions	(2,000)

Net cash provided by financing activities	31,578,041

Net increase in cash and cash equivalents	33,116,800

Cash and cash equivalents, beginning of period	2,000
Cash and cash equivalents, end of period	$33,118,800

See notes to the financial statements

Claymore MACROshares Oil Down Tradeable Trust
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2006

A.     Organization

MACRO Securities Depositor, LLC (the "Depositor"), a Delaware limited liability company with MacroMarkets LLC and Claymore Group Inc. (collectively referred to as "Related Party") as its only two members, formed the Claymore MACROshares Oil Down Tradeable Trust (the "Down-MACRO Tradeable Trust"), the Claymore MACROshares Oil Up Tradeable Trust (the "Up-MACRO Tradeable Trust"), the Claymore MACROshares Oil Down Holding Trust (the "Down-MACRO Holding Trust") and the Claymore MACROshares Oil Up Holding Trust (the "Up-MACRO Holding Trust"). Each of the trusts was formed under the laws of the State of New York on November 15, 2006.

The Down-MACRO Holding Trust and the Up-MACRO Holding Trust are referred to as "Paired Holding Trusts." The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on November 24, 2006. Operations of the Down-MACRO Holding Trust and Down-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as "Down-MACRO Holding Shares" and "Up-MACRO Holding Shares," and, collectively, as "Paired Holding Shares") in minimum aggregations called "MACRO Units," each of which consists of 50,000 Down-MACRO Holding Shares and 50,000 Up-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the "Starting Level") and, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level.  The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares is $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, Investors Bank & Trust Company, as trustee (in such capacity, the "Trustee") and Claymore Securities Inc., as administrative agent and marketing agent (in such capacities, the "Administrative Agent" and the "Marketing Agent") have entered into a trust agreement that governs the activities of the Down-MACRO Tradeable Trust and Down-MACRO Holding Trust and specifies the terms of the shares issued by the Down-MACRO Tradeable Trust (the "Down-MACRO Tradeable Shares") and the Down-MACRO Holding Shares, respectively. The Down-MACRO Tradeable Trust issues the Down-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Down-MACRO Holding Shares. Down-MACRO Tradeable Shares are only issued or exchanged for the underlying Down-MACRO Holding Shares in connection with deposit of Down-MACRO Holding Shares into the Down-MACRO Tradeable Trust or the withdrawal of Down-MACRO Holding Shares from the Down-MACRO Tradeable Trust. One Down-MACRO Tradeable Share is issued for each Down-MACRO Holding Share deposited into the Down-MACRO Tradeable Trust. The per share "underlying value" of one Down-MACRO Tradeable Share is always equal to the per share underlying value of one Down-MACRO Holding Share. The underlying value of the Down-MACRO Holding Trust’s shares represents that portion of the proceeds of the assets of the Down-MACRO Holding Trust that would be distributed as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Down-MACRO Holding Trust were to make a final distribution on the Down-MACRO Holding Shares. The Down-MACRO Tradeable Trust would pass through such final distribution to holders of Down-MACRO Tradeable Shares. The underlying value per share of the Down-MACRO Holding Trust at December 31, 2006 was $58.98. Paired Holding Shares are only created and redeemed, and Down-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants"). Each Down-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Down-MACRO Holding Shares deposited in the Down-MACRO Tradeable Trust. Issuances and redemptions of Down-MACRO Holding Shares and Down-MACRO Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America ("GAAP").

The assets of the Down-MACRO Tradeable Trust consist solely of the Down-MACRO Holding Shares on deposit from time to time therein. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Down-MACRO holding trust and $500 into the Down-MACRO Tradeable Trust, for a total initial deposit into each trust of $1,000 (for each trust, the "Founders' Equity"). During the period ended December 31, 2006, the Founders’ Equity of both the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. The Down-MACRO Tradeable Trust shares trade on the American Stock Exchange ("AMEX"), at negotiated prices, during "New York Business Days" (any day on which stock exchanges and New York money center banks are open for business). The market price of the Down-MACRO Tradeable Shares is expected to reflect the current market price of the referenced NYMEX light sweet crude oil futures contracts to which the Down-MACRO Tradeable Shares are benchmarked. This market price may diverge from the closing per share underlying value of the Down-MACRO Tradeable Trust. Based on market demand the Down-MACRO Tradeable Shares may trade at a premium or a discount to their per share underlying value. However, the market price is expected to be realigned with the per share underlying value by arbitrage activity on the part of Authorized Participants. If the Down-MACRO Tradeable Shares are trading at a premium to their per share underlying value, Authorized Participants would be expected to create additional shares at their per share underlying value (by creating Paired Holding Shares and depositing new Down-MACRO Holding Shares into the Down-MACRO Tradeable Trust), thereby increasing supply and decreasing the market price. If the Down-MACRO Tradeable Shares are trading at a discount to their per share underlying value, Authorized Participants would be expected to redeem the shares at their per share underlying value (by exchanging the shares for the underlying Down-MACRO Holding Shares and then redeeming such shares, together with the paired Up-MACRO Holding Shares), thereby decreasing supply and increasing the market price of the Down-MACRO Tradeable Shares. The ability of Authorized Participants to arbitrage the premium or discount reflected in the market price of the Down-MACRO Tradeable Shares also depends upon the premium or discount, if any, at which the Up-MACRO Tradeable Shares are concurrently trading.

The assets of the Down-MACRO Holding Trust consist of cash, government securities, repurchase agreements collateralized by U.S. government securities and OTC derivative instruments entered into between the Paired Holding Trusts. These derivative instruments consist of "Settlement Contracts" which provide that the Down-MACRO Holding Trust is entitled to receive from, or is required to make to, the Up-MACRO Holding Trust a payment at the termination of each of these contracts in an amount that reflects the percentage change between the settlement price of NYMEX crude oil futures contracts (the "Closing Price") at the time when the Settlement Contracts are terminated and the Starting Level of that price on November 29, 2006. The NYMEX crude oil futures contracts that are referenced by the Paired Holding Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month's contract to the succeeding month's contract may not take place later than the 17th day of each month).

For purposes of determining the obligations under the Settlement Contracts at which Paired Holding Shares are redeemed or created, as defined in the Down-MACRO Holding Trust Agreement, each Settlement Contract is valued on each New York Business Day against the Closing Price and the resulting percentage change in the Closing Price from the Starting Level. The performance obligations of the Paired Holding Trusts to each other under the Settlement Contracts are 100% collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Holding Trusts. The Down-MACRO Holding Trust's obligations are not leveraged and the trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a paired optional redemption, an early termination or the final scheduled termination of the Paired Holding Trusts.

The "Income Distribution Agreement" entered into between the Paired Holding Trusts is the means for allocating between the Paired Holding Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts. Under the Income Distribution Agreement, the Down-MACRO Holding Trust is obligated to pay a portion of its income to the Up-MACRO Holding Trust or entitled to receive a portion of the Up-MACRO Holding Trust's income, based on the percentage change of the Closing Price from its Starting Level on each day of the calendar quarter between distribution dates. The Down-MACRO Holding Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects either an asset receivable by it or a liability payable by it, based upon the daily value changes in the Closing Price relative to its Starting Level. A payment is made by one of the Paired Holding Trusts to the other on each quarterly distribution date and the Down-MACRO Holding Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Up-MACRO Holding Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.

B.     Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Down-MACRO Tradeable Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts is earned from settlement date and is recorded on an accrual basis. Expenses are recorded on an accrual basis as incurred.

Consolidation

The consolidated financial statements include the accounts of the Down-MACRO Tradeable Trust and the Down-MACRO Holding Trust. Throughout the period, the Tradeable Trust has owned all of the issued and outstanding shares of the Holding Trust; accordingly, no minority interest in earnings has been recorded. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Down-MACRO Holding Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

The Down-MACRO Holding Trust invests in debt securities issued by the U.S. government and repurchase agreements (or "repos") collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Down-MACRO Holding Trust may enter into repurchase agreements with banks and broker-dealers whereby the Down-MACRO Holding Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date.  The Down-MACRO Holding Trust, through its custodian, takes possession of securities that are used as collateral.  In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Down-MACRO Holding Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

Upon each issuance of Down-MACRO holding shares as part of a MACRO Unit in a Paired Subsequent Issuance, the Down-MACRO Holding Trust enters into a new Settlement Contract with the Up-MACRO Holding Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Holding Shares. Under the Settlement Contracts, the Down-MACRO Holding Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Up-MACRO Holding Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Up-MACRO Holding Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the change in the Closing Price from its Starting Level on the day on which a redemption order for Paired Holding Shares is delivered to the Administrative Agent. The final distribution on the Down-MACRO Holding Shares depends upon the settlement payment that the Down-MACRO Holding Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Down-MACRO Holding Trust.

The settlement obligations of the Paired Holding Trusts under the Settlement Contracts are fully supported by the cash, government securities and repos held by each trust.

For the purpose of determining the underlying value at which Paired Holding Shares are redeemed or created, each daily recording of the difference between the Closing Price and the Starting Level is referred to as the daily calculation of the amount due to or from the Down-MACRO Holding Trust under the Settlement Contract. If the Closing Price exceeds its Starting Level, a liability is recorded as being due to the Up-MACRO Holding Trust under the Settlement Contracts. If the Closing Price is less than its Starting Level, an asset receivable from the Up-MACRO Holding Trust is recorded under the Settlement Contracts. If the Closing Price equals its Starting Level, no accounting entry is recorded.

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Down-MACRO Holding Trust as of December 31, 2006 for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Up-MACRO Holding Trust, the Down-MACRO Holding Trust will, on each quarterly distribution date, either (1) be required to pay all or a portion of its income from its government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) for the payment of fees and expenses, to the Up-MACRO Holding Trust or (2) be entitled to receive all or a portion of the Up-MACRO Holding Trust's income, after the Up-MACRO Holding Trust has deducted a fixed number of basis points for payment of its expenses and fees, based on its daily accrued income for each day during the preceding calendar quarter and the Closing Price for that day.

For the purpose of determining the underlying value at which Paired Holding Shares are redeemed or created, if the Closing Price on any New York Business Day exceeds its Starting Level, the Down-MACRO Holding Trust records a payment obligation payable to the Up-MACRO Holding Trust under the Income Distribution Agreement as a liability payable for that day. If the Closing Price is less than its Starting Level on any New York Business Day, the Down-MACRO Holding Trust records an asset receivable from the Up-MACRO Holding Trust under the Income Distribution Agreement. If the Closing Price equals its Starting Level, no accounting entry is recorded. For any day that is not a New York Business Day, the Closing Price from the last preceding New York Business Day is used to calculate the asset or liability under the Income Distribution Agreement for that day. The assets receivable and liabilities payable for each day by the Down-MACRO Holding Trust are netted in order to determine whether it will make a net payment to, or be entitled to receive a net payment from, the Up-MACRO Holding Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the income distribution contract is recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Down-MACRO Holding Trust as of December 31, 2006 for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Federal Income Taxes

The Down-MACRO Tradeable Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. The Down-MACRO Holding Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C.     Operating Expenses and Related Party Waivers

All operating expenses of the Down-MACRO Tradeable Trust are paid by the Down-MACRO Holding Trust. Because the Down-MACRO Tradeable Trust invests solely in the shares of the Down-MACRO Holding Trust, its investments are subject to the operating expenses charged by the Down-MACRO Holding Trust.

Operating expenses are deducted daily from the income earned by the Down-MACRO Holding Trust (and, if income is insufficient during any quarter, from the assets of the Down-MACRO Holding Trust) in an amount equal to the product of the trust's assets, including Treasuries and cash (but excluding the value of the settlement contracts and the income distribution agreement) held by the Down-MACRO Holding Trust on each day (the "Down-MACRO Asset Amount") and (i) a rate of 160 basis points (one basis point equals 0.01%) per annum until the second anniversary of the formation of the Down-MACRO Holding Trust and (ii) a rate of 150 basis points per annum thereafter.

C1.   Related Party Expenses and Waivers

If actual operating expenses incurred by the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust exceed the applicable fee deduction rate of 160 or 150 basis points, MacroMarkets LLC and the Administrative and Marketing Agent have agreed to waive all or a portion of their respective fees. If, after the waiver, a shortfall remains, the Depositor will assume these expenses. To the extent there is a surplus, the Depositor is entitled to the excess.

Claymore Securities, Inc. makes all investment decisions for the Down-MACRO Holding Trust. Pursuant to the Down-MACRO Holding Trust Agreement, the Down-MACRO Holding Trust pays Claymore Securities, Inc. a fee which accrues daily at an annualized rate of 0.35% of the Down-MACRO Asset Amount for acting as the Administrative Agent and Marketing Agent. The Claymore Securities, Inc. fees for the period ended December 31, 2006 were $7,345, all of which was waived by Claymore Securities, Inc.

The Down-MACRO Holding Trust pays (a) MacroMarkets LLC (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Down-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Down-MACRO Asset Amount and pays (b) MACRO Financial LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as an additional marketing agent for the trust, which accrues daily at an annualized rate of 0.10% of the Down-MACRO Asset Amount. The MacroMarkets LLC and MACRO Financial LLC fees for the period ended December 31, 2006 were $8,394, all of which was waived by MacroMarkets LLC and MACRO Financial LLC.

For the period ended December 31, 2006, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2.   Trustee Fees

Pursuant to the Declaration of Down-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Down-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Down-MACRO Asset Amount on such day. For the period from November 29, 2006 through December 31, 2006 Trustee fees were $17,948.

Investors Bank & Trust is the "Custodian" of the Trust Assets on behalf of the Down-MACRO Holding Trust. The Trustee has delegated certain responsibilities to the Custodian, which is an affiliate of the Trustee.

D.    Distributions

The Down-MACRO Tradeable Trust passes through each quarterly and final distribution it receives on the Down-MACRO Holding Shares it holds on deposit on the date of receipt thereof.

E.    Indemnifications

Under the Down-MACRO Holding Trust's and the Down-MACRO Tradeable Trust's organizational documents, the Depositor, the Administrative Agent, the Trustee, NYMEX and MacroMarkets LLC are indemnified by the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Down-MACRO Holding Trust and Down-MACRO Tradeable Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Down-MACRO Holding Trust's and the Down-MACRO Tradeable Trust’s maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust based on events that have not yet occurred. However, the Down-MACRO Tradeable Trust expects the risk of loss to be remote.

F    New Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Depositor of the Down-MACRO Tradeable Trust is currently evaluating the impact the adoption of SFAS No. 157 will have on the Down-MACRO Tradeable Trust’s consolidated financial statement disclosures.

G.    Concentration Risk

The Down-MACRO Tradeable Trust invests solely in the Down-MACRO Holding Trust. The Down-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Down-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver investment returns at underlying value corresponding inversely to the change in price of such crude oil futures is equal to $0.00. (Conversely, the maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the change in price of such crude oil futures is equal to twice the Starting Level $120.) In addition, the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust are exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts.

H.    Termination of the Trust

The Down-MACRO Tradeable Trust will terminate in connection with any termination of the Down-MACRO Holding Trust. The Down-MACRO Holding Trust will be terminated in December of 2026. On such date, the holders of any Down-MACRO Holding Shares which remain outstanding will receive the net assets of the Down-MACRO Holding Trust after the settlement and termination of all outstanding Settlement Contracts in the same manner as such contracts would be settled and terminated in connection with any Paired Optional Redemption. The Down-MACRO Tradeable Trust passes through to its shareholders the per share net asset value it receives on the Down-MACRO Holding Shares it holds on deposit on the final distribution date. The Income Distribution Agreement will also be terminated on this date, but no settlement obligations will be due thereunder.

Additional termination events of the Down-MACRO Holding Trust consist of (i) any event in which any of the Paired Holding Trusts or the Tradeable Trusts (collectively, the "MACRO Trusts") become insolvent or bankrupt; (ii) any of the MACRO Trusts become required to register as "investment companies" under the Investment Company Act of 1940, as amended; (iii) the MACRO Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures or the applicable substitute reference oil price for five consecutive New York Business Days and no other substitute oil benchmark is identified and approved by the shareholders and/or the Depositor is unable to negotiate a licensing arrangement with any such substitute oil price provider; (iv) the Closing Price falls to only 15% of its Starting Level (at which Closing Price the Down-MACRO Holding Trust would be entitled to receive all but 15% of the Up-MACRO Holding Trust’s assets) or the Closing Price rises to a level that is equal to 185% of its Starting Level (at which Closing Price the Down-MACRO Holding Trust would be entitled to retain only 15% of its own assets under the Settlement Contracts); (v) the reduction of the funds of either of the Paired Holding Trusts to an amount below $10 million U.S. dollars; and (vi) the amount of cash and U.S. government securities on deposit in the Up-MACRO Holding Trust or the Down-MACRO Holding Trust is reduced to fifty million dollars or less after previously reaching an amount equal to two hundred million dollars or more, or the failure on the part of the Paired Holding Trusts to each hold cash and U.S. government securities in an amount equal to at least two hundred million dollars after six months or more have elapsed since the commencement of operations and the Depositor elects to terminate the Paired Holding Trusts.

In the case of each of these termination events, including the event described in clause (iv) above, the Settlement Contracts would settle on the next distribution date on the basis of the Closing Price on the last New York Business Day that preceded that distribution date, which may be different from the Closing Price at the time when the termination event occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
as Depositor for the Claymore MACROshares Oil Down Tradeable Trust

/s/ Samuel Masucci, III
Samuel Masucci, III
Chief Executive Officer

/s/ Steven M. Hill
Steven M. Hill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Samuel Masucci, III
Samuel Masucci, III
Chief Executive Officer

/s/ Steven M. Hill
Steven M. Hill
Chief Financial Officer

/s/ Robert Tull
Robert Tull
Manager

/s/ Nicholas Dalmaso
Nicholas Dalmaso
Manager

Date: April 2, 2007