Form 10-Q
period 2007-06-30
Claymore MACROshares Oil Down Tradeable Trust; MACRO Securities Depositor, LLC
filed 2007-08-14
CIK 1382993, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of Claymore MACROshares Oil Down Tradeable shares outstanding as of June 30, 2007: 350,000

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

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statements of Financial Condition
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,218,492	$33,118,800
Interest receivable	9,301	16,719
Total Assets	$21,227,793	$33,135,519

Liabilities and Shareholders’ Equity
Settlement contracts and income distribution agreement
with the Up-MACRO Holding Trust	$4,418,116	$1,797,050
Distribution payable to shareholders	155,099	81,860
Operating expenses payable	51,543	33,576
Total Liabilities	4,624,758	1,912,486

Shareholders’ Equity
Equity attributable to Down-MACRO Tradeable Shares, $60
par value, unlimited amount authorized, 350,000 and
550,000 issued and outstanding at June 30, 2007 and
December 31, 2006, respectively	16,603,035	31,223,033
Total Shareholders’ Equity	16,603,035	31,223,033

Total Liabilities and Shareholders’ Equity	$21,227,793	$33,135,519

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Operations (Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Investment Income
Interest	$249,106	$551,356
Total investment income	249,106	551,356

Expenses
Operating expenses	83,195	180,087
Net investment income	165,911	371,269

Realized and Unrealized Gain (Loss)
Net increase in unrealized depreciation on settlement contracts and
income distribution agreement	(697,913)	(2,958,049)
Net realized gain (loss) on settlement contracts and income
distribution agreement	(428,500)	451,500
Net realized and unrealized loss	(1,126,413)	(2,506,549)

Net loss	$(960,502)	$(2,135,280)

Net loss per share:	$(2.77)	$(5.67)

Weighted average shares outstanding	346,154	376,796

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2007
(Unaudited)

Down-MACRO
Tradeable Shares

Shareholders’ Equity, beginning of period	$31,223,033
Contributions	14,236,865
Distributions ($0.9690 per share)	(312,870)
Redemptions	(26,408,713)
Net loss	(2,135,280)

Shareholders’ Equity, end of period	$16,603,035

Share Activity Six Months	Down-MACRO
Ended June 30, 2007	Tradeable Shares

Shares Outstanding, beginning of period	550,000
Contributions	250,000
Redemptions	(450,000)

Shares Outstanding, end of period	350,000

See notes to unaudited consolidated financial statements

Claymore MACROshares Oil Down Tradeable Trust
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2007 (Unaudited)

Cash flows from operating activities:

Net loss	$(2,135,280)

Adjustments to reconcile net loss to net cash provided by operating activities:

Net unrealized (appreciation) depreciation on settlement contracts and income
distribution agreement	2,959,173
Settlement (payments) receipts in excess of realized gain on settlement contracts
and income distribution agreement	1,189,500
Increase/decrease in operating assets and liabilities:
Interest receivable	7,418
Operating expenses payable	17,967

Net cash provided by operating activities	2,038,778

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(28,734,000)
Distributions	(239,631)

Net cash used in financing activities	(13,939,086)

Net decrease in cash and cash equivalents	(11,900,308)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,218,492

See notes to the unaudited consolidated financial statements

Claymore MACROshares Oil Down Tradeable Trust
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
as of June 30, 2007
A.	Organization

MACRO Securities Depositor, LLC (the “Depositor”), a Delaware limited liability company with MacroMarkets LLC and Claymore Group Inc. (collectively referred to as “Related Party”) as its only two members, formed the Claymore MACROshares Oil Down Tradeable Trust (the “Down-MACRO Tradeable Trust”), the Claymore MACROshares Oil Up Tradeable Trust (the “Up-MACRO Tradeable Trust”), the Claymore MACROshares Oil Down Holding Trust (the “Down-MACRO Holding Trust”) and the Claymore MACROshares Oil Up Holding Trust (the “Up-MACRO Holding Trust”). Each of the trusts was formed under the laws of the State of New York on November 15, 2006.

The Down-MACRO Holding Trust and the Up-MACRO Holding Trust are referred to as “Paired Holding Trusts”. The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on November 24, 2006. Operations of the Down-MACRO Holding Trust and Down-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as “Down-MACRO Holding Shares” and “Up-MACRO Holding Shares,” and, collectively, as “Paired Holding Shares”) in minimum aggregations called “MACRO Units,” each of which consists of 50,000 Down-MACRO Holding Shares and 50,000 Up-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the “Starting Level”) and, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level.  The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares is $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, Investors Bank & Trust Company, as trustee (in such capacity, the “Trustee”), Claymore Securities, Inc., as administrative agent and marketing agent (in such capacities, the “Administrative Agent” and the “Marketing Agent”) and MACRO Financial, LLC as an additional marketing agent (in such capacity, the “Marketing Agent”), have entered into trust agreements that govern the activities of the Down-MACRO Tradeable Trust and Down-MACRO Holding Trust and specify the terms of the shares issued by the Down-MACRO Tradeable Trust (the “Down-MACRO Tradeable Shares”) and the Down-MACRO Holding Shares, respectively. The Down-MACRO Tradeable Trust issues the Down-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Down-MACRO Holding Shares. Down-MACRO Tradeable Shares are only issued or exchanged for the underlying Down-MACRO Holding Shares in connection with deposit of Down-MACRO Holding Shares into the Down-MACRO Tradeable Trust or the withdrawal of Down-MACRO Holding Shares from the Down-MACRO Tradeable Trust. One Down-MACRO Tradeable Share is issued for each Down-MACRO Holding Share deposited into the Down-MACRO Tradeable Trust. The per share “underlying value” of one Down-MACRO Tradeable Share is always equal to the underlying value of one Down-MACRO Holding Share. The underlying value of the Down-MACRO Holding Trust’s shares represents that portion of the proceeds of the assets of the Down-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Down-MACRO Holding Trust were to make a final distribution on the Down-MACRO Holding Shares. The Down-MACRO Tradeable Trust would pass through such final distribution to holders of Down-MACRO Tradeable Shares. The underlying value per share of the Down-MACRO Holding Trust at June 30, 2007 was $49.34. Paired Holding Shares are only created and redeemed, and Down-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company (“DTC”) who have executed a contract with the Trustee and the Administrative Agent (“Authorized Participants”). Each Down-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Down-MACRO Holding Shares deposited in the Down-MACRO Tradeable Trust. Issuances and redemptions of Down-MACRO Holding Shares and Down-MACRO Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America (“GAAP”).

The assets of the Down-MACRO Tradeable Trust consist solely of the Down-MACRO Holding Shares on deposit from time to time therein. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Down-MACRO Holding Trust and $500 into the Down-MACRO Tradeable Trust, for a total initial deposit into each trust of $1,000 (for each trust, the “Founders' Equity”). During the period ended December 31, 2006, the Founders’ Equity of both the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. The Down-MACRO Tradeable Trust shares trade on the American Stock Exchange (“AMEX”), at negotiated prices, during “New York Business Days” (any day on which stock exchanges and New York money center banks are open for business). The market price of the Down-MACRO Tradeable Shares may diverge from the closing per share underlying value of the Down-MACRO Tradeable Trust. Based on market demand the Down-MACRO Tradeable Shares may trade at a premium or a discount to their per share underlying value.

The assets of the Down-MACRO Holding Trust consist of cash, government securities, repurchase agreements collateralized by U.S. government securities and OTC derivative instruments entered into between the Paired Holding Trusts. These derivative instruments consist of “Settlement Contracts” which provide that the Down-MACRO Holding Trust is entitled to receive from, or is required to make to, the Up-MACRO Holding Trust a payment at the termination of each of these contracts in an amount that reflects the price change between the settlement price of NYMEX crude oil futures contracts (the “Closing Price”) at the time when the Settlement Contracts are terminated and the Starting Level of that price on November 29, 2006. The NYMEX crude oil futures contracts that are referenced by the Paired Holding Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month's contract to the succeeding month's contract may not take place later than the 17th day of each month).

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

The “Income Distribution Agreement” entered into between the Paired Holding Trusts is the means for allocating between the Paired Holding Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts. Under the Income Distribution Agreement, the Down-MACRO Holding Trust is obligated to pay a portion of its income to the Up-MACRO Holding Trust or entitled to receive a portion of the Up-MACRO Holding Trust's income, based on the percentage difference of the Closing Price and the Starting Level on each day of the calendar quarter between distribution dates. The Down-MACRO Holding Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects either an asset receivable by it or a liability payable by it, based upon the difference in the daily value of the Closing Price and its Starting Level. A payment is made by one of the Paired Holding Trusts to the other on each quarterly distribution date and the Down-MACRO Holding Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Up-MACRO Holding Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.

B.	Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Down-MACRO Tradeable Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the periods presented in the accompanying financial statements (the “Reporting Periods”). Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of the Depositor’s management, which was responsible for the preparation of the consolidated financial statements on behalf of the Down-MACRO Tradeable Trust, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form of 10-K as filed with the SEC on April 2, 2007.

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

The Down-MACRO Holding Trust invests in debt securities issued by the U.S. government and repurchase agreements (or “repos”) collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Down-MACRO Holding Trust may enter into repurchase agreements with banks and broker-dealers whereby the Down-MACRO Holding Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date.  The Down-MACRO Holding Trust, through its custodian, takes possession of securities that are used as collateral.  In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Down-MACRO Holding Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

Upon each issuance of Down-MACRO holding shares as part of a MACRO Unit in a Paired Subsequent Issuance, the Down-MACRO Holding Trust enters into a new Settlement Contract with the Up-MACRO Holding Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Holding Shares. Under the Settlement Contracts, the Down-MACRO Holding Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Up-MACRO Holding Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Up-MACRO Holding Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Holding Shares is delivered to the Administrative Agent. The final distribution on the Down-MACRO Holding Shares depends upon the settlement payment that the Down-MACRO Holding Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Down-MACRO Holding Trust.

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Down-MACRO Holding Trust as of June 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the income distribution contract is recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Down-MACRO Holding Trust as of June 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

Operating expenses are deducted daily from the income earned by the Down-MACRO Holding Trust (and, if income is insufficient during any quarter, from the assets of the Down-MACRO Holding Trust) in an amount equal to the product of the trust's assets, including Treasuries and cash (but excluding the value of the settlement contracts and the income distribution agreement) held by the Down-MACRO Holding Trust on each day (the “Down-MACRO Asset Amount”) and (i) a rate of 160 basis points per annum until the second anniversary of the formation of the Down-MACRO Holding Trust and (ii) a rate of 150 basis points per annum thereafter.

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

Claymore Securities, Inc. makes all investment decisions for the Down-MACRO Holding Trust. Pursuant to the Down-MACRO Holding Trust Agreement, the Down-MACRO Holding Trust pays Claymore Securities, Inc. a fee which accrues daily at an annualized rate of 0.35% of the Down-MACRO Asset Amount for acting as the Administrative Agent and Marketing Agent. The Claymore Securities, Inc. fees for the three-months ended June 30, 2007 were $18,199 and for the six-months ended June 30, 2007 were $39,394, all of which were waived by Claymore Securities, Inc.

The Down-MACRO Holding Trust pays (a) MacroMarkets LLC (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Down-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Down-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as an additional Marketing Agent for the trust, which accrues daily at an annualized rate of 0.10% of the Down-MACRO Asset Amount. The MacroMarkets LLC and MACRO Financial, LLC fees for the three-months ended June 30, 2007 were $20,799 and for the six-months ended were $45,022, all of which were waived by MacroMarkets LLC and MACRO Financial, LLC. Through June 30, 2007, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2.	Trustee Fees

Pursuant to the Declaration of Down-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Down-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Down-MACRO Asset Amount on such day. During the Reporting Period, a minimum Trustee fee was allocated to the Down- MACRO Holding Trust. Trustees fees for the three-months ended June 30, 2007 were $75,673 and for the six-months ended June 30, 2007 were $132,466. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each paired issuance or paired optional redemption.

Investors Bank & Trust Company is the “Custodian” of the Trust assets on behalf of the Down-MACRO Holding Trust. The Trustee has delegated certain responsibilities to the Custodian, which is an affiliate of the Trustee.

D.	Distributions

The Down-MACRO Tradeable Trust passes through each quarterly and final distributions it receives on the Down-MACRO Holding Shares it holds on deposit on the date of receipt thereof to each person who was a “Registered Owner,” which is the depository or nominee thereof in which name the Down-MACRO Tradeable Shares are registered, on the record date that preceded such distribution date. For the quarters ended June 30, 2007 and March 31, 2007, the distributions were approximately $0.4431 per share and $0.5259 per share, respectively. For the period ended December 31, 2006, the distribution was approximately $0.1488 per share.

E.	Share Transactions

For the six-months ended June 30, 2007, 250,000 of the Down-Macro Holding Trust shares were created at the value of the equity attributable to such units of $14,236,865, with an underlying value of $15,401,500. The Down-MACRO Holding Trust receives, for each share issued, cash equal to the Starting Level ($60) and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase/decrease in the fair value of the settlement contracts from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of Shareholders’ Equity. For the six-months ended June 30, 2007, 450,000 of Down-MACRO Holding Trust shares were redeemed at the value of the equity attributable to such shares of $26,408,713, with an underlying value of $28,734,000.

F.	Indemnifications

Under the Down-MACRO Holding Trust's and the Down-MACRO Tradeable Trust's organizational documents, the Depositor, the Administrative Agent, the Trustee, NYMEX and MacroMarkets LLC are indemnified by the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Down-MACRO Holding Trust and Down-MACRO Tradeable Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Down-MACRO Holding Trust’s and the Down-MACRO Tradeable Trust’s maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust based on events that have not yet occurred. However, the Down-MACRO Tradeable Trust expects the risk of loss to be remote.

G.	New Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Depositor of the Down-MACRO Tradeable Trust is currently evaluating the impact the adoption of SFAS No. 157 will have on the Down-MACRO Tradeable Trust’s consolidated financial statement disclosures.

On June 18, 2007, the American Institute of Certified Public Accountants’ (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 07-1, “Clarification of the Scope of the Audit and Accounting Guide” Investment Companies and “Accounting by parent Companies and equity Method Investors for Investments in Investment Companies.” The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). For those entities that are investment companies under the SOP, it also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Depositor of the Down-MACRO Tradeable Trust is currently evaluating the scope of SOP 07-1 and the impact it will have on the Down-MACRO Tradeable Trust’s financial statement disclosures.

H.	Concentration Risk

The Down-MACRO Tradeable Trust invests solely in the Down-MACRO Holding Trust. The Down-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Down-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver investment returns at underlying value corresponding inversely to the change in price of such crude oil futures is equal to $0.00. (Conversely, the maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the change in price of such crude oil futures is equal to twice the Starting Level $120.) Also, the Down-MACRO Holding Trust and the Down-MACRO Tradeable Trust are exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts. In addition, Investors Bank & Trust holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to Investors Bank & Trust in that the Down-MACRO Holding Trust may potentially lose all or a portion the cash that is held at Investors Bank & Trust.

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

Additional termination events of the Down-MACRO Holding Trust consist of (i) any event in which any of the Paired Holding Trusts or the Tradeable Trusts (collectively, the “MACRO Trusts”) become insolvent or bankrupt; (ii) any of the MACRO Trusts become required to register as “investment companies” under the Investment Company Act of 1940, as amended; (iii) the MACRO Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures or the applicable substitute reference oil price for five consecutive New York Business Days and no other substitute oil benchmark is identified and approved by the shareholders and/or the Depositor is unable to negotiate a licensing arrangement with any such substitute oil price provider; (iv) the Closing Price falls to only 15% of its Starting Level (at which Closing Price the Down-MACRO Holding Trust would be entitled to receive all but 15% of the Up-MACRO Holding Trust’s assets) or the Closing Price rises to a level that is equal to 185% of its Starting Level (at which Closing Price the Down-MACRO Holding Trust would be entitled to retain only 15% of its own assets under the Settlement Contracts); (v) the reduction of the funds of either of the Paired Holding Trusts to an amount below $10 million U.S. dollars; and (vi) the amount of cash and U.S. government securities on deposit in the Up-MACRO Holding Trust or the Down-MACRO Holding Trust is reduced to $50 million U.S. dollars or less after previously reaching an amount equal to $200 million U.S. dollars or more, or the failure on the part of the Paired Holding Trusts to each hold cash and U.S. government securities in an amount equal to at least $200 million U.S. dollars after six months or more have elapsed since the commencement of operations and the Depositor elects to terminate the Paired Holding Trusts. As of May 29, 2007, six months had elapsed since the commencement of operations of the Paired Holding Trusts and they held approximately $48.3 million of cash and government securities. Therefore, because the Paired Holding Trusts have failed to each hold cash and U.S. government securities in an amount equal to at least $200 million U.S. dollars, after six months have elapsed since the Closing Date, the Depositor has the right, for so long as such $200 million U.S. dollars threshold has not been reached, to terminate each of the Paired Holding Trusts. However, the Depositor currently has no intention of terminating the Paired Holding Trusts.

In the case of each of these termination events, including the event described in clause (iv) above, the Settlement Contracts would settle on the next distribution date on the basis of the Closing Price on the last New York Business Day that preceded that distribution date, which may be different from the Closing Price at the time when the termination event occurred.

J.	Subsequent Events

On July 2, 2007, Investors Financial Services Corporation, the parent company of the Trustee and Custodian, was acquired by State Street Corporation.

On August 13, 2007, MacroMarkets LLC and Claymore Group, Inc. entered into a binding agreement pursuant to which (i) Claymore Securities, Inc., a wholly-owned subsidiary of Claymore Group Inc., (A) is resigning as a marketing agent for the Down-MACRO Tradeable Shares, effective August 13, 2007, with MACRO Financial, LLC, which currently acts as an additional marketing agent for the Down-MACRO Tradeable Shares, assuming all of Claymore Securities, Inc.'s duties as marketing agent and (B) will resign as an administrative agent for the Down-MACRO Tradeable Trust, effective September 30, 2007, after a successor administrative agent is appointed and accepts such appointment in accordance with the terms of the Claymore MACROshares Oil Down Tradeable Trust Agreement and (ii) Claymore Group Inc. will sell its equity interest in MACRO Securities Depositor, LLC to MacroMarkets LLC by August 18, 2007 and the Claymore MACROshares Oil Down Tradeable Trust and Claymore MACROshares Oil Down Tradeable Shares will be renamed MACROshares Oil Down Tradeable Trust and MACROshares Oil Down Tradeable Shares, respectively.

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

Fiscal Quarter Ended June 30, 2007	High	Low
Second Quarter (beginning April 1, 2007)	$58.74	$49.34

Per-Share Underlying Value of MACRO Tradeable Shares Relative to the Applicable Reference Price of Crude Oil and the Market Price

For the period April 1, 2007 to June 30, 2007, the per-share underlying value of the Down-MACRO tradeable shares tracked the inverse of the Applicable Reference Price of Crude Oil by an average daily price differential of $0.23 (0.43% of DCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.45 and increased throughout the period leading up to the ex-dividend date of June 27, 2007, at which time the differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1a illustrates the differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1a

The differential between the per-share underlying value of the Down-MACRO tradeable shares and the inverse of the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Down-MACRO holding trust, after accruing for the fees and expenses incurred by the Down-MACRO holding trust. Exhibit 1b compares the per-share underlying value of the Down-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1b

For the period April 1, 2007 to June 30, 2007, the underlying value of the Up-MACRO tradeable shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.27 (0.41% of UCR’s underlying value). The differential ranged from approximately $0.01 to approximately $0.53 and increased throughout the period leading up to the ex-dividend date of June 27, 2007, at which time the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1c

The differential between the per-share underlying value of the Up-MACRO tradeable shares and the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Up-MACRO holding trust, after accruing for the fees and expenses incurred by the Up-MACRO holding trust. Exhibit 1d compares the per-share underlying value of the Up-MACRO tradeable shares relative to the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1d

Market prices for the Up-MACRO tradeable shares and Down-MACRO tradeable shares are determined in trading on the AMEX and diverged from the respective per-share underlying values of the Up-MACRO tradeable shares and Down-MACRO tradeable shares for the period from April 1, 2007 to June 30, 2007. This divergence appears to reflect changes in investors’ long-term price expectations for the price of crude oil as implied by the NYMEX light sweet crude oil futures curve. The futures curve plots the short-to longer-dated NYMEX light sweet crude oil futures contracts trading in the marketplace.

For the period from April 1, 2007 to June 30, 2007, the daily market price change of Down-MACRO tradeable shares exhibited a 0.64 correlation to the change in the per-share underlying value of the Down-MACRO tradeable shares. The average daily market price of the Down-MACRO tradeable shares was $48.03 from April 1, 2007 to June 30, 2007, compared to an average per-share underlying value of $55.00 for the Down-MACRO tradeable shares over the same period. Exhibit 2a illustrates the market price performance of the Down-MACRO tradeable shares compared to (1) the per-share underlying value of the Down-MACRO tradeable shares, (2) the applicable reference price of oil and (3) the one-year NYMEX light sweet crude oil futures contract.

Exhibit 2a

For the period from April 1, 2007 to June 30, 2007, the daily market price change of Up-MACRO tradeable shares exhibited a 0.65 correlation to the change in the per-share underlying value of the Up-MACRO tradeable shares. Correlation is a measure of the strength and direction of a linear relationship between two variables and ranges from -1 (perfect negative correlation) to 1 (perfect positive correlation), with a correlation of zero indicating the absence of a linear relationship between the two variables. The average daily market price of the Up-MACRO tradeable shares was $72.68 from April 1, 2007 to June 30, 2007, compared to an average per-share underlying value of $65.50 for the Up-MACRO tradeable shares over the same period. Exhibit 2b illustrates the market price performance of the Up-MACRO tradeable shares compared to (1) the per-share underlying value of the Up-MACRO tradeable shares; (2) the Applicable Reference Price of Crude Oil; and (3) the one-year NYMEX light sweet crude oil futures contract.

Exhibit 2b

Review of Financial Results

Results of Operations

On November 29, 2006, the Down-MACRO tradeable trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for 200,000 Down-MACRO holding shares. Such shares were issued at their initial underlying value of $57.55 per share. Since this date, the Down-MACRO tradeable trust’s underlying value grew from approximately $11,500,000 at November 29, 2006 to approximately $17,268,000 at June 30, 2007. The increase in underlying value resulted primarily from an increase in outstanding shares, which rose from 200,000 at November 29, 2006 to 350,000 at June 30, 2007 due to 600,000 shares (12 units) being created in exchange for a deposit of the same number of Down-MACRO holding shares and 450,000 shares (9 units) being redeemed during the period, of which 100,000 shares (2 units) were created and 50,000 shares (1 unit) were redeemed during the three months ended June 30, 2007. Each unit consists of 50,000 shares.

The Trust generated net investment income of nearly $166,000 during the quarter ended June 30, 2007 as a result of its investment in repurchase agreements and U.S. Treasury obligations. Additionally, as the valuation of the settlement contract increased during the period, as discussed below, the Trust generated approximately $1.1 million of realized and unrealized losses on the settlement contracts and income distribution agreement.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way. The main obligations of each of the Up-MACRO holding trust and Down-MACRO holding trust are its obligations, if any, pursuant to the income distribution agreement and settlement contracts. The Up-MACRO holding trust and Down-MACRO holding trust hold U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure each of its obligations under the income distribution agreement and the settlement contracts.

Cash Flows From Operations

Cash flows from operating activities:	For the Six Months Ended June 30, 2007

Net loss	$(2,135,280)

Adjustments to reconcile net loss to net cash provided by operating activities:

Net unrealized (appreciation) depreciation on settlement contracts and income distribution agreement	2,959,173
Settlement (payments) receipts in excess of realized gain on settlement contracts and income distribution agreement	1,189,500
Increase/decrease in operating assets and liabilities:
Interest receivable	7,418
Operating expense payable	17,967

Net cash provided by operating activities	2,038,778

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(28,734,000)
Distributions	(239,631)

Net cash used in financing activities	(13,939,086)

Net decrease in cash and cash equivalents	(11,900,308)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,218,492

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts more closely followed the 18-month NYMEX futures contract as opposed to their contractual value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Down-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the 18-month NYMEX futures contract.

As a result, the per share value on June 30, 2007, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $47.44. The per share Underlying Value for the same day was $49.34. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Down-MACRO tradeable trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of June 30, 2007, the Down-MACRO tradeable trust's disclosure controls and procedures were effective.

There was no change in the Down-MACRO tradeable trust's internal controls over financial reporting that occurred during the Down-MACRO tradeable trust's most recently completed fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Dividend

On June 27, 2007, the trustee declared a dividend of $0.4431 per Down-MACRO tradeable share, which together with the dividends declared by the trustee on March 28, 2007 and December 27, 2006, accumulates to a total dividend since inception in the amount of $1.1178 to shareholders.

Issuer Purchase of Equity Securities

The Down-MACRO tradeable trust does not purchase shares directly from its shareholders. However, in connection with an exchange for Down-MACRO holding shares or as part of Paired Optional Redemptions of MACRO units consisting of 50,000 Up-MACRO holding shares and 50,000 Down-MACRO holding shares redeemed, respectively, by the Up-MACRO holding trust and the Down-MACRO holding trust, the Down-MACRO tradeable trust may redeem Down-MACRO tradeable shares in units of 50,000 shares. From January 1, 2007 to June 30, 2007, 9 units (450,000 shares) were redeemed.

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

Date: August 14, 2007